Form 10-K
period 1997-12-31
WASHINGTON MUTUAL BANK FA
filed 1998-03-31
CIK 1058259

           THE SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549
                          FORM 10-K

                 WASHINGTON MUTUAL BANK, FA
       (as Seller and Servicer under certain Pooling and Servicing Agreements providing for the issuance of Mortgage
           Pass-Through Certificates, issuable in series)

(Mark One)

 x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended      December 31, 1997
                              -------------------------------
                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to

                                     ---------    -----------
Commission file number
                       -------------------------------
              WASHINGTON MUTUAL BANK, FA
--------------------------------------------------------
   (Exact name of registrant as specified in its charter)

      Federal Charter                 68-0172274
--------------------------------------------------------
State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)

     1201 Third Avenue, Seattle, Washington   98101
---------------------------------------------------------
  (Address of principal executive offices)  (Zip Code)

                       (206) 461-2000
---------------------------------------------------------
       Bank's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NOTE: Registrant is filing this Annual Report on Form 10-K with reduced disclosure format pursuant to exemptive orders obtained from the Securities and Exchange Commission on September 4, 1987 and January 12, 1989.

                                PART I

      ITEM 1. BUSINESS. On July 1, 1997, Great Western Financial Corporation ("GWFC"), a Delaware corporation and parent company of Great Western Bank, a Federal Savings Bank ("GWB"), a federally chartered savings institution, merged (the "Merger") with and into New American Capital, Inc., a Delaware corporation and wholly owned subsidiary of Washington Mutual, Inc. ("WMI"), a publicly traded savings and loan holding company incorporated under the laws of the state of Washington. As a result, GWB became an indirect wholly owned subsidiary of WMI.

      On October 1, 1997, GWB merged with and into American Savings Bank, FA ("ASB"), a federally chartered savings institution and wholly owned subsidiary of WMI, with ASB as the surviving entity. In connection with the Merger, ASB changed its name to Washington Mutual Bank, FA.

      On March 17, 1998, Washington Mutual, Inc. announced an agreement to acquire by merger H. F. Ahmanson & Company ("Ahmanson"). Ahmanson is engaged in the savings bank business and related financial services activities. With consolidated assets of $46.7 billion at December 31, 1997, the California based corporation operates through its principal subsidiary, Home Savings of America, FSB ("Home Savings"), a federally chartered savings bank.

      Under the agreement, Ahmanson will merge with and into Washington Mutual in a tax-free exchange, pursuant to which, among other things, each outstanding share of common stock of Ahmanson will be converted into 1.12 shares of common stock in Washington Mutual. This transaction has been unanimously approved by the boards of directors of both companies. It is anticipated that this transaction will be accounted for as a pooling of interests. Washington Mutual expects the merger will be completed during the third quarter of 1998, pending the receipt of regulatory approval from the OTS and the approval of the stockholders of both companies. It is currently anticipated that, following the merger between Washington Mutual, Inc. and Ahmanson, Home Savings will merge with and into WMBFA.

      Washington Mutual Bank, FA, as successor of Great Western Bank, A Federal Savings Bank (the "Registrant") is filing this Annual Report on Form 10-K (the "Annual Report") in its capacity as servicer of certain adjustable rate, 1-4 unit residential loans under Pooling and Servicing Agreements (collectively, the "Agreements") between the Registrant and Banker's Trust Co. of California, as trustee (the "Trustee"), each of which established a separate mortgage loan pool (each, a "Mortgage Pool"). Mortgage Pass-Through Certificates, Class A, Series 1987-1, Series 1988-1, Series 1988-2, Series 1988-3, Series 1988-4, Series 1988-5 and

Series 1989-1 (each, a "Certificate Series," and collectively, the "Class A Certificates"), have been issued pursuant to the

Agreements, with each such series evidencing an undivided beneficial interest in the Mortgage Pool established by the related Agreement.

      In filing this Annual Report, the Registrant is using a reduced disclosure format pursuant to exemptive orders obtained from the Securities and Exchange Commission on September 4, 1987 and January 12, 1989 (the "Orders").


      ITEM 2. PROPERTIES. Pursuant to the terms of the Orders, reference is hereby made to the annual statement as to compliance delivered to the Trustee with respect to the Mortgage Pools (the "Annual Statement as to Compliance"), filed as Exhibit 28.1 to this Annual Report.


      ITEM 3. LEGAL PROCEEDINGS. There are no material pending legal proceedings involving any Mortgage Pool, the Trustee or the Registrant relating to any Certificate Series.


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No vote or consent of holders of any Certificate Series was solicited for any purpose during the calendar year covered by this Annual Report.


                                    PART II

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS. To the best knowledge of the Registrant, the Class A Certificates are traded in the secondary market.

      As of December 31, 1997, based on information provided to the Registrant by the Trustee, the Class A Certificates were held of record by the number of holders specified in the following table:

               Certificate                Number of
                  Series                   Holders
               ------------               ----------

                  1987-1                      5
                  1988-1                      5
                  1988-2                      3
                  1988-3                      3
                  1988-4                      3
                  1988-5                      5
                  1989-1                      4

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Pursuant to the terms of the Orders, reference is hereby made to the annual independent public accountants' servicing report delivered to the Trustee with respect to the Mortgage Pools (the "Annual Independent Accountants' Servicing Report"), filed as
Exhibit 28.2 to this Annual Report.


      ITEM 9.  CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS.

Prior to October 1, 1997, Registrant had no reporting obligations under the Securities Exchange Act of 1934, as amended (the "1934 Act"). On October 1, 1997, Great Western Bank, a Federal Savings Bank, ("GWB"), a federally-chartered savings institution with reporting obligations under the 1934 Act, merged with and into Registrant, with Registrant as the surviving entity. Thereafter, Registrant assumed GWB's reporting obligations to the Securities and Exchange Commission under the 1934 Act.

KPMG Peat Marwick LLP was previously the independent auditors for American Savings Bank, F.A. and subsidiaries. On December 20, 1996 that firm's appointment as independent auditors was terminated and Deloitte & Touche LLP was engaged as independent auditors. The decision to change accountants was approved by the Registrant's Board of Directors.

In connection with the audit of the year ended December 31, 1995, and the subsequent interim period through December 19, 1996, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make references in connection with their opinion to the subject matter of the disagreement.

The audit report of KPMG Peat Marwick LLP on the consolidated financial statements of American Savings Bank, F.A. and subsidiaries for the year ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from KPMG Peat Marwick LLP is attached as
Exhibit 16.

                              PART III

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The Registrant does not maintain records regarding persons known to it to be the record owners of more than 5% of each Certificate Series. Pursuant to the Orders, the record owners of more than 5% of each Certificate Series as of December 31, 1997 are set forth below. Such information has been provided to the Registrant by the Trustee.


Percent of

Certificate
Certificate    Name and Address             Amount Held
Series
  Series       of Record Holder              of Record        Held
of Record
-----------    ----------------            ------------
--------------
1987-1        Cede & Co                    $118,825,000
58.11
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004


1987-1        Guaranty Federal Bank FSB      52,400,000
25.63
              Attn:  Patricia King
              8333 Douglas Avenue
              Dallas, TX  75225


1987-1        Guarantee Federal              22,750,000
11.12
              Savings Bank
              Attn:  Kathy Kitchen
              TIFS Accounting
              P. O. Box 1149
              Austin, TX  78767



1988-1        Cede & Co                     157,875,000
81.53
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004


1988-1        Guaranty Federal Bank FSB      10,000,000
 5.16
              Attn:  Patricia King
              8333 Douglas Avenue
              Dallas, TX  75225


1988-1        Guaranty Federal               21,750,000
11.23
              Savings Bank
              Attn:  Kathy Kitchen
              TIFS Accounting
              P. O. Box 1149
              Austin, TX  78767


1988-2        Cede & Co.                     81,000,000
40.81
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004


1988-2        Bankcan & Co.                 117,450,000
59.18
              Bankers Trust Company
              Attn.  FHLB Unit
              16 Wall Street
              New York, NY  10015


1988-3        Cede & Co.                     44,300,000
44.27
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004


1988-3        Guaranty Federal               55,750,000
55.71
              Savings Bank
              Attn:  Kathy Kitchen
              TIFS Accounting
              P. O. Box 1149
              Austin, TX  78767


1988-4        Cede & Co.                     43,000,000
42.98
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004


1988-4        Guaranty Federal               57,000,000
56.98
              Savings Bank
              Attn:  Kathy Kitchen
              TIFS Accounting
              P. O. Box 1149
              Austin, TX  78767


1988-5        Cede & Co.                     66,000,000
65.95
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004



1988-5        Guaranty Federal               19,000,000
18.99
              Bank FSB
              Attn:  Patricia King
              8333 Douglas Avenue
              Dallas, TX  75225


1988-5        Guaranty Federal               14,050,000
14.04
              Savings Bank
              Attn:  Kathy Kitchen
              TIFS Accounting
              P. O. Box 1149
              Austin, TX  78767


1989-1        Guaranty Federal               15,000,000
14.99
              Savings Bank
              Attn:  Kathy Kitchen
              TIFS Accounting
              P. O. Box 1149
              Austin, TX  78767


1989-1        Cede & Co.                     84,000,000
83.96
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004


                                 PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON
FORM 8-K.

      (a) and (c) Exhibits. Pursuant to the Orders, the Registrant includes as exhibits to this Annual Report the Annual Statement as to
Compliance and the Annual Independent Accountants' Servicing
Report.


Exhibit
  No.
-------
  28.1       Annual Statement as to Compliance for Certificate
             Series 1987-1 through 1989-1

  28.2       Supplemental Report of Independent Accountants on
             Agreed Upon Procedures Relating to Requirements of Certain Pooling and Servicing Agreements for
             Mortgage Pass-Through Certificates

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION
12 OF THE SECURITIES EXCHANGE ACT OF 1934.

      No annual report or proxy material with respect to the period covered by this Annual Report on Form 10-K has been sent to the holders of the Class A Certificates.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, Washington Mutual Bank, FA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 1998.

WASHINGTON MUTUAL BANK, FA

/s/ Kerry K. Killinger
---------------------------------------------------------
Kerry K. Killinger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998, by the following persons on behalf of Washington Mutual Bank, FA and in the capacities indicated on February 20, 1998.

/s/ Kerry K. Killinger

-----------------------------------------------------------------
------
Kerry K. Killinger, Chairman, President and Chief Executive Officer Director (Principal Executive Officer)

/s/ William A. Longbrake

-----------------------------------------------------------------
---------
William A. Longbrake, Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)

/s/ Richard M. Levy
-------------------------------------------------------
Richard M. Levy, Senior Vice President and Controller
(Principal Accounting Officer)

/s/ Douglas P. Beighle
---------------------------------
---------------------------------
Douglas P. Beighle, Director           William P. Gerberding,
Director

/s/ David Bonderman                    /s/ Enrique Hernandez, Jr.

---------------------------------
---------------------------------
David Bonderman, Director              Enrique Hernandez, Jr.,
Director

/s/ J. Taylor Crandall                 /s/ Dr. Samuel B. McKinney

---------------------------------
---------------------------------
J. Taylor Crandall, Director           Dr. Samuel B. McKinney,
Director

/s/ Roger H. Eigsti                    /s/ Michael K. Murphy

---------------------------------
---------------------------------
Roger H. Eigsti, Director              Michael K. Murphy, Director


/s/ John W. Ellis                      /s/ William G. Reed, Jr.

---------------------------------
---------------------------------
John W. Ellis, Director                William G. Reed, Jr.,
Director

/s/ Daniel J. Evans                    /s/ James H. Stever

---------------------------------
---------------------------------
Daniel J. Evans, Director              James H. Stever, Director


/s/ Anne V. Farrell                    /s/ Willis B. Wood

---------------------------------
---------------------------------
Anne V. Farrell, Director              Willis B. Wood, Director


/s/ Stephen E. Frank
---------------------------------
Stephen E. Frank, Director

                            EXHIBIT INDEX


Exhibit
No.                          DESCRIPTION
--------    -------------------------------------------------
  28.1      Annual Statement as to Compliance for Certificate
            Series 1987-1 through 1989-1

  28.2      Supplemental Report of Independent Accountants on
            Management's Assertion Relating to Requirements of Certain Pooling and Servicing Agreements for
            Mortgage Pass-Through Certificates