Form 10-K/A
period 1997-12-31
WASHINGTON MUTUAL BANK FA
filed 1998-04-07
CIK 1058259

           THE SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C.  20549
                          FORM 10-K/A

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

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to
                                     ---------    -----------
Commission file number      0-25188-01
                       -------------------------------
              WASHINGTON MUTUAL BANK, FA
--------------------------------------------------------
   (Exact name of registrant as specified in its charter)

      Federal Charter                 68-0172274
--------------------------------------------------------
State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)

     1201 Third Avenue, Seattle, Washington   98101
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

The audit report of KPMG Peat Marwick LLP on the consolidated financial statements of American Savings Bank, F.A. and subsidiaries for the year ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from KPMG Peat Marwick LLP is attached as
Exhibit 16.1.

                                 PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

      (a) and (c) Exhibits. Pursuant to the Orders, the Registrant includes as exhibits to this Annual Report the Annual Statement as to Compliance and the Annual Independent Accountants' Servicing Report.


Exhibit
  No.
-------

  16.1       Letter regarding change in certifying accountants

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

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Washington Mutual Bank, FA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 1998.

WASHINGTON MUTUAL BANK, FA

/s/ Fay Chapman
---------------------------------------------------------
Fay Chapman, Executive Vice President

                            EXHIBIT INDEX


Exhibit
No.                                DESCRIPTION
--------    -------------------------------------------------



  16.1      Letter regarding change in certifying accountants


  28.1      Annual Statement as to Compliance for Certificate
            Series 1987-1 through 1989-1

  28.2      Supplemental Report of Independent Accountants on
            Management's Assertion Relating to Requirements of Certain Pooling and Servicing Agreements for
            Mortgage Pass-Through Certificates