Form 10-K
period 1998-12-31
WASHINGTON MUTUAL BANK FA
filed 1999-03-23
CIK 1058259

THE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Washington Mutual Bank, FA
(as Seller and Servicer under certain Pooling and Servicing Agreements providing for the issuance of Mortgage Pass-Through certificates, issuable in series)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM
     TO     :



                         Commission File Number 0-08551


                           WASHINGTON MUTUAL BANK, FA
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Federal Charter                                   68-0172274
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                    Identification Number)

   400 East Main Street, Stockton, California                95290
   (Address of Principal Executive Offices)                (Zip Code)


       Registrant's telephone number, including area code: (206) 461-2000
       ------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the act:

                                      None

           Securities registered pursuant to Section 12(g) of the act:

                                      None



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES X NO __.

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 1999:

                                      None

     The number of shares outstanding of the issuer's classes of common stock as of January 31, 1999:

                             Common Stock - 295,584

                      Documents Incorporated by Reference:

                                      None

     Note:  Registrant meets the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K and is therefore filing this Form with reduced disclosure format.

                                     PART I

Item 1. Business. Washington Mutual Bank, FA, a Federal Savings Bank (the "Registrant") is filing this Annual Report on Form 10K (the "Annual Report") in its capacity as a servicer of certain adjustable rate, 1-4 unit residential loans under Pooling and Servicing Agreements (collectively, the "Agreements") between the Registrant and Banker's Trust Co. of California, as trustee (the "trustee"), each of which established a separate mortgage loan pool (each, a "Mortgage Pool"). Mortgage Pass-Through Certificates, Class A, Series 1987-A, Series 1987-1, Series 1988-1, Series 1988-2, Series 1988-3, Series 1988-4,
Series 1988-5, and Series 1989-1 (each, a "Certificate Series," and collectively, the "Class A Certificates"), have been issued pursuant to the Agreements, with each such series evidencing an undivided beneficial interest in the Mortgage Pool established by the related Agreement.

On October 3, 1998, Home Savings of America, fsb, a Federally Chartered Savings Bank, was merged with and into Washington Mutual Bank, FA.

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

As of December 31, 1998, based on information provided to the Registrant by the Trustee, the Class A Certificates were held of record by the number of holders specified in the following table:

                 Certificate          Number of
                    Series             Holders
                 -----------          ---------

                    1987-A                4
                    1987-1                6
                    1988-1                6
                    1988-2                4
                    1988-3                4
                    1988-4                4
                    1988-5                6
                    1989-1                5

Item 8. Financial Statements and Supplementary Data. Pursuant to the terms of the Orders, reference is hereby made to the annual independent public accountants' servicing report delivered to the Trustee with respect to the Mortgage Pools (the "Annual Independent Accountants' Servicing Report"), filed as Exhibit 28.2 to this Annual Report.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners. The Registrant does not maintain records regarding persons known to it to be the record owners of more than 5% of each Certificate Series. Pursuant to the Orders, the record owners of more than 5% of each Certificate Series as of December 31, 1998 are set forth below. Such information has been provided to the Registrant by the Trustee.

                                                                          Percent of
                                                                         Certificate
Certificate       Name and Address                       Amount Held        Series
  Series          of Record Holder                        of Record     Held of Record
-----------    ----------------------                    -----------    --------------
1987-A         Bankcan & Co.                             $47,625,000   49.03%
               Bankers Trust Company
               Attn: FHLB Unit
               16 Wall Street
               New York, NY 10015

1987-A         Cede & Co.                                $40,250,000   41.43%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1987-A         Great Western Bank                         $8,268,957    8.51%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1987-1         Guaranty Federal Bank FSB                 $52,400,000   23.45%
               Attn: Patricia King
               8333 Douglas Avenue
               Dallas, TX 75225

1987-1         Guaranty Federal Savings Bank             $22,750,000   10.18%
               Attn: Kathy Kitchen TIFS Accounting
               PO BOX 1149
               Austin, TX 78767

1987-1         Cede & Co.                               $118,825,000   53.17%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1987-1         Great Western Bank                        $19,002,265    8.50%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1988-1         Cede & Co.                               $157,875,000   75.09%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1988-1         Guaranty Federal Savings Bank             $21,750,000   10.34%
               Attn: Ellen Taylor TIFS Accounting
               1300 South Mopac Expressway
               Austin, TX 78746-6497

1988-1         Great Western Bank                        $16,609,530    7.90%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1988-2         Bankcan & Co.                            $117,450,000    54.21%
               Bankers Trust Company
               Attn: FHLB Unit
               16 Wall Street
               New York, NY 10015

1988-2         Cede & Co.                               $81,000,000     37.39%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1988-2         Great Western Bank                       $18,199,393      8.40%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

                                                                          Percent of
                                                                         Certificate
Certificate       Name and Address                       Amount Held        Series
  Series          of Record Holder                        of Record     Held of Record
-----------    ----------------------                    -----------    --------------

1988-3         Guaranty Federal Savings Bank             $55,750,000   51.34%
               Attn: Kathy Kitchen, TIFS Accounting
               PO BOX 1149
               Austin, TX 78767

1988-3         Cede & Co.                                $44,300,000   40.80%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1988-3         Great Western Bank                         $8,524,444    7.85%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1988-4         Guaranty Federal Savings Bank             $57,000,000   51.82%
               Attn: Kathy Kitchen, TIFS Accounting
               PO BOX 1149
               Austin, TX 78767

1988-4         Cede & Co.                                $43,000,000   39.09%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1988-4         Great Western Bank                         $9,954,584    9.05%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1988-5         Guaranty Federal Bank FSB                 $19,000,000   17.40%
               Attn: Patricia King
               8333 Douglas Avenue
               Dallas, TX 75225

1988-5         Guaranty Federal Savings Bank             $14,050,000   12.87%
               Attn: Kathy Kitchen, TIFS Accounting
               PO BOX 1149
               Austin, TX 78767

1988-5         Cede & Co.                                $66,000,000   60.45%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1988-5         Great Western Bank                         $9,117,094    8.35%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1989-1         Guaranty Federal Savings Bank             $15,000,000   13.64%
               Attn: Kathy Kitchen, TIFS Accounting
               PO BOX 1149
               Austin, TX 78767

1989-1         Cede & Co.                                $84,000,000   76.41%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1989-1         Great Western Bank                         $9,894,472    9.00%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) and (c) Exhibits. Pursuant to the Orders, the Registrant includes as exhibits to this Annual Report the Annual Statement as to Compliance and the Annual Independent Accountants' Servicing Report.

Exhibit
  No.
-------

16.       Letter regarding change in certifying accountants
          (to be filed amendment).

28. Annual Statement as to Compliance for Certificate Series 1987-A through 1989-1

28.2 Supplemental Report of Independent Accountants on Management's Assertion Relating to Requirements of Certain Pooling and Servicing Agreements for Mortgage Pass-Through Certificates.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

No annual report or proxy material with respect to the period covered by this Annual Report on Form 10-K has been sent to the holders of the Class A Certificates.

                            Signatures by Registrant

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Washington Mutual Bank, FA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 1999.

                                        WASHINGTON MUTUAL BANK, FA

                                        /s/ Kerry K. Killinger
                                        -------------------------------------
                                        Kerry K. Killinger
                                        President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1999, by the following persons on behalf of Washington Mutual Bank, FA and in the capacities indicated on February 26, 1999.

/s/ Kerry K. Killinger
-----------------------------------------------------
Kerry K. Killinger
Chairman, President and Chief Executive Officer;
Director (Principal Executive Officer)

/s/ William A. Longbrake
--------------------------------------------
William A. Longbrake
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

/s/ Richard M. Levy
--------------------------------------------
Richard M. Levy
Senior Vice President and Controller
(Principal Accounting Officer)


/s/ Douglas P. Beighle              /s/ Phillip D. Matthews
--------------------------------    --------------------------------
Douglas P. Beighle                  Phillip D. Matthews
Director                            Director

/s/ David Bonderman                 /s/ Dr. Samuel B. McKinney
--------------------------------    --------------------------------
David Bonderman                     Dr. Samuel B. McKinney
Director                            Director

/s/ J. Taylor Crandall              /s/ Michael K. Murphy
--------------------------------    --------------------------------
J. Taylor Crandall                  Michael K. Murphy
Director                            Director

/s/ Roger H. Eigsti                 /s/ William G. Reed, Jr.
--------------------------------    --------------------------------
Roger H. Eigsti                     William G. Reed, Jr.
Director                            Director

/s/ John W. Ellis                   /s/ Elizabeth A. Sanders
--------------------------------    --------------------------------
John W. Ellis                       Elizabeth A. Sanders
Director                            Director

/s/ Anne V. Farrell                 /s/ William D. Schultz
--------------------------------    --------------------------------
Anne V. Farrell                     William D. Schultz
Director                            Director

/s/ Stephen E. Frank                /s/ James H. Stever
--------------------------------    --------------------------------
Stephen E. Frank                    James H. Stever
Director                            Director

/s/ William Gerberding              /s/ Willis B. Wood
--------------------------------    --------------------------------
William Gerberding                  Willis B. Wood
Director                            Director

/s/ Enrique Hernandez, Jr.
--------------------------------
Enrique Hernandez, Jr.
Director

                                  EXHIBIT INDEX

Exhibit
  No.                            Description
-------      -------------------------------------------------
16.1         Letter regarding change in certifying accountants
             (to be filed by amendment)

28.1 Annual Statement as to Compliance for Certificate Series 1987-A through 1989-1

28.2 Supplemental Report of Independent Accountants on Management's Assertion Relating to Requirements of Certain Pooling and Servicing Agreements for Mortgage Pass-Through Certificates