Form 10-K
period 1999-12-31
WASHINGTON MUTUAL BANK FA
filed 2000-03-30
CIK 1058259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

Washington Mutual Bank, FA
(as Seller and Servicer under certain Pooling and Servicing Agreements providing for the issuance of Mortgage Pass-Through certificates, issuable in series)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED
DECEMBER 31, 1999

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     :



                        COMMISSION FILE NUMBER 000-25188-01


                           WASHINGTON MUTUAL BANK, FA
                        ---------------------------------
               (Exact name of registrant as specified in its charter)


                    FEDERAL CHARTER                   68-0172274
              (State or Other Jurisdiction of      (I.R.S. Employer
                Incorporation or Organization)   Identification Number)

     9200 OAKDALE AVENUE, CHATSWORTH, CALIFORNIA            91311
      (Address of Principal Executive Offices)           (Zip Code)

         Registrant's telephone number, including area code: (206) 490-1347
         ------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days. YES X NO   .
                                                  ---  ---

                        Documents Incorporated by Reference:

                                      NONE

  Note: In filing this Annual Report, the Registrant is using a reduced disclosure format pursuant to exemptive orders obtained from the Securities and Exchange Commission on September 4, 1987 and January 12, 1989 (the "Orders").

                                     PART I

Item 1. Business. Washington Mutual Bank, FA, a federally chartered savings association (the "Registrant"), is filing this Annual Report on Form 10-K (the "Annual Report") in its capacity as a servicer of certain adjustable-rate, 1-4 unit residential loans under Pooling and Servicing Agreements (collectively, the "Agreements") between the Registrant and Deutsche Bank, as trustee (the "Trustee"), each of which established a separate mortgage loan pool (each, a "Mortgage Pool"). Mortgage Pass-Through Certificates, Class A, Series
1987-A, Series 1987-1, Series 1988-1, and Series 1988-2 (each, a
"Certificate Series," and collectively, the "Class A Certificates"), have been issued pursuant to the Agreements, with each such series evidencing an undivided beneficial interest in the Mortgage Pool established by the related Agreement.

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

  As of December 31, 1999, based on information provided to the Registrant by the Trustee, the Class A Certificates were held of record by the number of holders specified in the following table:

                           Certificate          Number of
                              Series             Holders
                           -----------          ---------
                              1987-A                 4
                              1987-1                 6
                              1988-1                 7
                              1988-2                 4

Item 8. Financial Statements and Supplementary Data. Pursuant to the terms of the Orders, reference is hereby made to the annual independent public accountants' servicing report delivered to the Trustee with respect to the Mortgage Pools (the "Independent Accountants' Report on Compliance with Uniform Single Attestation Program for Mortgage Bankers"), filed as
Exhibit 28.2 to this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                   PART III

Item 12. Security Ownership of Certain Beneficial Owners. The Registrant does not maintain records regarding persons known to it to be the record owners of more than 5% of each Certificate Series. Pursuant to the Orders, the record owners of more than 5% of each Certificate Series as of December 31, 1999 are set forth below. Such information has been provided to the Registrant by the Trustee.


                                                                   Percent of
                                                                  Certificate
Certificate      Name and Address               Amount Held          Series
  Series         of Record Holder                of Record      Held of Record
-----------   ----------------------            -----------     --------------
1987-A        Bankcan & Co.                    $ 47,625,000           49.03%
              Bankers Trust Company
              Attn: FHLB Unit
              16 Wall Street
              New York, NY 10015

1987-A        Cede & Co.                       $ 40,250,000           41.43%
              c/o Depository Trust Co.
              Attn: Dividend Announcements
              7 Hanover Square, 22nd Floor
              New York, NY 10004

1987-A        Great Western Bank               $  8,268,957            8.51%
              Attn: Treasury Operations
              9200 Oakdale Mail Stop N1183
              Chatsworth, CA 91311

1987-1        Guaranty Federal Bank FSB        $ 52,400,000           23.45%
              Attn: Patricia King
              8333 Douglas Avenue
              Dallas, TX 75225

1987-1        Guaranty Federal Savings Bank    $ 22,750,000           10.18%
              Attn: Kathy Kitchen
              TIFS Accounting
              PO BOX 1149
              Austin, TX 78767

1987-1        Cede & Co.                       $118,825,000           53.17%
              c/o Depository Trust Co.
              Attn: Dividend Announcements
              7 Hanover Square, 22nd Floor
              New York, NY 10004

1987-1        Great Western Bank               $ 19,002,265            8.50%
              Attn: Treasury Operations
              9200 Oakdale Mail Stop N1183
              Chatsworth, CA 91311

1988-1        Cede & Co.                       $142,875,000           67.96%
              c/o Depository Trust Co.
              Attn: Dividend Announcements
              7 Hanover Square, 22nd Floor
              New York, NY 10004

                                                                   Percent of
                                                                  Certificate
Certificate      Name and Address               Amount Held          Series
  Series         of Record Holder                of Record      Held of Record
-----------   ----------------------            -----------     --------------
1988-1        Guaranty Federal Savings Bank    $ 21,750,000           10.34%
              Attn: Ellen Taylor TIFS Accounting
              1300 South Mopac Expressway
              Austin, TX 78746-6497

1988-1        Bank of New York as Trustee      $ 15,000,000            7.13%
              Under the Trust Agreement
              GSMSC Series
              Attn: Corp Trust/MBS Unit
              /GSMSC 1999-1
              101 Barclay Street,
              Floor 12E
              New York, NY  10286

1988-1        Great Western Bank               $ 16,609,530            7.90%
              Attn: Treasury Operations
              9200 Oakdale Mail Stop N1183
              Chatsworth, CA 91311

1988-2        Bankcan & Co.                    $117,450,000           54.21%
              Bankers Trust Company
              Attn: FHLB Unit
              16 Wall Street
              New York, NY 10015

1988-2        Cede & Co.                       $ 81,000,000           37.39%
              c/o Depository Trust Co.
              Attn: Dividend Announcements
              7 Hanover Square, 22nd Floor
              New York, NY 10004

1988-2        Great Western Bank               $ 18,199,393            8.40%
              Attn: Treasury Operations
              9200 Oakdale Mail Stop N1183
              Chatsworth, CA 91311

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) and (c) Exhibits. Pursuant to the Orders, the Registrant includes as exhibits to this Annual Report the Annual Statement as to Compliance and the Independent Accountants' Report on Compliance with Uniform Single Attestation Program for Mortgage Bankers.

Exhibit
  No.
-------
28.1 Annual Statement as to Compliance for Certificate Series 1987-A through 1988-2.
28.2 Supplemental Report of Independent Accountants on Compliance with Uniform Single Attestation Program for Mortgage Bankers.

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

                          Signatures by Registrant

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Washington Mutual Bank, FA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                       WASHINGTON MUTUAL BANK, FA

                                        /S/ KERRY K. KILLINGER
                                       _______________________
                                       Kerry K. Killinger
                                       President,Chairman and
                                       Chief Executive Officer

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Washington Mutual Bank, FA and in the capacities indicated on February 15, 2000.

[S]                                    [C]
/S/ KERRY K. KILLINGER                 /S/ WILLIAM A. LONGBRAKE
___________________________________    ________________________________
Kerry K. Killinger                     William A. Longbrake
Chairman, President                    Executive Vice President
and Chief Executive Officer;           and Chief Financial
Director (Principal Executive Officer) Officer (Principal Financial
                                       Officer)

                                       /S/ RICHARD M. LEVY
                                       ________________________________
                                       Richard M. Levy
                                       Senior Vice President and
                                       Controller (Principal Accounting
                                       Officer)

/S/ DOUGLAS P. BEIGHLE                 /S/ PHILLIP D. MATTHEWS
___________________________________    ________________________________
Douglas P. Beighle                     Phillip D. Matthews
Director                               Director

/S/ DAVID BONDERMAN                    /S/ MICHAEL K. MURPHY
___________________________________    ___________________________
David Bonderman                        Michael K. Murphy
Director                               Director

                                       /S/ MARY E. PUGH
___________________________________    __________________________
J.Taylor Crandall                      Mary E. Pugh
Director                               Director

/S/ ROGER H. EIGSTI                    /S/ WILLIAM G. REED, JR.
___________________________________    ____________________________
Roger H. Eigsti                        William G. Reed, Jr.
Director                               Director

/S/ JOHN W. ELLIS                      /S/ ELIZABETH A. SANDERS
__________________________________     _____________________________
John W. Ellis                          Elizabeth A. Sanders
Director                               Director

/S/ ANNE V. FARRELL                    /S/ WILLIAM D. SCHULTE
__________________________________     ______________________________
Anne V. Farrell                        William D. Schulte
Director                               Director

/S/ STEPHEN E. FRANK                   /S/ JAMES H. STEVER
__________________________________     ______________________________
Stephen E. Frank                       James H. Stever
Director                               Director

/S/ WILLIAM P. GERBERDING              /S/ WILLIS B. WOOD, JR.
__________________________________     ______________________________
William P. Gerberding                  Willis B. Wood, Jr.
Director                               Director


_________________________________
Enrique Hernandez, Jr.
Director

                                EXHIBIT INDEX

Exhibit
  No.                Description
-------      ---------------------------------------------------------------
28.1 Annual Statement as to Compliance for Certificate Series 1987-A through 1988-2.

28.2 Supplemental Report of Independent Accountants on Compliance with Uniform Single Attestation Program for Mortgage Bankers.