Form 10-K
period 2000-12-31
WASHINGTON MUTUAL BANK FA
filed 2001-03-27
CIK 1058259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


Washington Mutual Bank, FA
(as Seller and Servicer under certain Pooling and Servicing Agreements providing for the issuance of Mortgage Pass-Through certificates, issuable in series)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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


        Registrant's telephone number, including area code: (206) 490-1349
        ------------------------------------------------------------------

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

                                                     PART I


ITEM 1. BUSINESS. Washington Mutual Bank, FA, a federally chartered savings association (the "Registrant"), is filing this Annual Report on Form 10-K (the "Annual Report") in its capacity as a servicer of certain adjustable-rate, 1-4 family residential loans under Pooling and Servicing Agreements (collectively, the "Agreements") between the Registrant and Deutsche Bank, as trustee (the "Trustee"), each of which established a separate mortgage loan pool (each, a "Mortgage Pool"). Mortgage Pass-Through Certificates, Class A, Series 1987-1, and Series 1988-2 (each, a "Certificate Series," and collectively, the "Class A Certificates"), have been issued pursuant to the Agreements, with each such series evidencing an undivided beneficial interest in the Mortgage Pool established by the related Agreement.

  On October 3, 1998, Home Savings of America, FSB, a federally chartered savings bank, was merged with and into Washington Mutual Bank, FA.

     On January 31, 2001, Washington Mutual Bank, FA acquired the mortgage origination and securitization operations of The PNC Financial Services Group, Inc. The principal subsidiaries acquired in that transaction were renamed Washington Mutual Home Loans, Inc. and Washington Mutual Mortgage Securities Corp.

  On February 9, 2001, Bank United, a federally chartered savings bank, was merged with and into Washington Mutual Bank, FA.

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

  As of December 31, 2000, based on information provided to the Registrant by the Trustee, the Class A Certificates were held of record by the number of holders specified in the following table:

                                         Certificate          Number of
                                            Series             Holders
                                         -----------          ---------

                                            1987-1                6
                                            1988-2                4

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None


                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The Registrant does not maintain records regarding persons known to it to be the record owners of more than 5% of each Certificate Series. Pursuant to the Orders, the record owners of more than 5% of each Certificate Series as of December 31, 2000 are set forth below. Such information has been provided to the Registrant by the Trustee.





                                                                             Percent of
                                                                            Certificate
Certificate     Name and Address                         Amount Held          Series
  Series        of Record Holder                          of Record        Held of Record
-----------   ----------------------                     -----------       --------------
1987-1         Guaranty Federal Bank FSB                 $52,400,000          23.45%
               Attn: Patricia King
               8333 Douglas Avenue
               Dallas, TX 75225

1987-1         Guaranty Federal Savings Bank             $22,750,000          10.18%
               Attn: Kathy Kitchen TIFS Accounting
               PO BOX 1149
               Austin, TX 78767

1987-1         Cede & Co.                               $118,825,000          53.17%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1987-1         Great Western Bank                        $19,002,265           8.50%
               Attn: Treasury Operations
               9200 Oakdale Mail Stop N1183
               Chatsworth, CA 91311

1988-2         Bankcan & Co.                            $117,450,000          54.21%
               Bankers Trust Company
               Attn: FHLB Unit
               16 Wall Street
               New York, NY 10015

1988-2         Cede & Co.                                $81,000,000          37.39%
               c/o Depository Trust Co.
               Attn: Dividend Announcements
               7 Hanover Square, 22nd Floor
               New York, NY 10004

1988-2         Great Western Bank                        $18,199,393           8.40%
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

Exhibit
  No.
-------


28.1  Annual  Statement as to  Compliance  for  Certificate  Series 1987-1 and
      1988-2.
28.2 Supplemental Report of Independent Accountants on Compliance with Uniform Single Attestation Program for Mortgage Bankers.


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

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2001.

                               WASHINGTON MUTUAL BANK, FA

                               /s/   KERRY K. KILLINGER
                               ---------------------------------------------
                               Kerry K. Killinger
                               Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities indicated on February 20, 2001.

/s/   KERRY K. KILLINGER             /s/   WILLIAM A. LONGBRAKE
---------------------------------    --------------------------------
Kerry K. Killinger                   William A. Longbrake
Chairman, President and Chief        Vice Chair and Chief Financial
Executive Officer; Director          Officer (Principal Financial
(Principal Executive Officer)        Officer)

                                     /s/   ROBERT H. MILES
                                     --------------------------------
                                     Robert H. Miles
                                     Senior Vice President and
                                     Controller
                                     (Principal Accounting Officer)

/s/   DOUGLAS P. BEIGHLE             /s/   PHILLIP D. MATTHEWS
---------------------------------    --------------------------------
Douglas P. Beighle                   Phillip D. Matthews
Director                             Director


---------------------------------    --------------------------------
David Bonderman                      Michael K. Murphy
Director                             Director

                                     /s/   MARY E. PUGH
---------------------------------    --------------------------------
J. Taylor Crandall                   Mary E. Pugh
Director                             Director

/s/   ROGER H. EIGSTI                /s/   WILLIAM G. REED, JR.
---------------------------------    --------------------------------
Roger H. Eigsti                      William G. Reed, Jr.
Director                             Director

/s/   JOHN W. ELLIS                  /s/   ELIZABETH A. SANDERS
---------------------------------    --------------------------------
John W. Ellis                        Elizabeth A. Sanders
Director                             Director

/s/   ANNE V. FARRELL
---------------------------------    --------------------------------
Anne V. Farrell                      William D. Schulte
Director                             Director

/s/   STEPHEN E. FRANK               /s/   JAMES H. STEVER
---------------------------------    --------------------------------
Stephen E. Frank                     James H. Stever
Director                             Director

/s/   WILLIAM P. GERBERDING          /s/   WILLIS B. WOOD, JR.
---------------------------------    --------------------------------
William P. Gerberding                Willis B. Wood, Jr.
Director                             Director


---------------------------------
Enrique Hernandez, Jr.
Director

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2001.

                               WASHINGTON MUTUAL BANK, FA


                               ---------------------------------------------
                               Kerry K. Killinger
                               Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities indicated on March 9, 2001.


---------------------------------    --------------------------------
Kerry K. Killinger                   William A. Longbrake
Chairman, President and Chief        Vice Chair and Chief Financial
Executive Officer; Director          Officer (Principal Financial
(Principal Executive Officer)        Officer)


                                     --------------------------------
                                     Robert H. Miles
                                     Senior Vice President and
                                     Controller
                                     (Principal Accounting Officer)


---------------------------------    --------------------------------
Douglas P. Beighle                   Phillip D. Matthews
Director                             Director

/s/  DAVID BONDERMAN                 /s/  MICHAEL K. MURPHY
---------------------------------    --------------------------------
David Bonderman                      Michael K. Murphy
Director                             Director

/S/  J. TAYLOR CRANDALL
---------------------------------    --------------------------------
J. Taylor Crandall                   Mary E. Pugh
Director                             Director


---------------------------------    --------------------------------
Roger H. Eigsti                      William G. Reed, Jr.
Director                             Director


---------------------------------    --------------------------------
John W. Ellis                        Elizabeth A. Sanders
Director                             Director


---------------------------------    --------------------------------
Anne V. Farrell                      William D. Schulte
Director                             Director


---------------------------------    --------------------------------
Stephen E. Frank                     James H. Stever
Director                             Director


---------------------------------    --------------------------------
William P. Gerberding                Willis B. Wood, Jr.
Director                             Director


---------------------------------
Enrique Hernandez, Jr.
Director

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2001.

                               WASHINGTON MUTUAL BANK, FA


                               ---------------------------------------------
                               Kerry K. Killinger
                               Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Bank and in the capacities indicated on March 12, 2001.


---------------------------------    --------------------------------
Kerry K. Killinger                   William A. Longbrake
Chairman, President and Chief        Vice Chair and Chief Financial
Executive Officer; Director          Officer (Principal Financial
(Principal Executive Officer)        Officer)


                                     --------------------------------
                                     Robert H. Miles
                                     Senior Vice President and
                                     Controller
                                     (Principal Accounting Officer)


---------------------------------    --------------------------------
Douglas P. Beighle                   Phillip D. Matthews
Director                             Director


---------------------------------    --------------------------------
David Bonderman                      Michael K. Murphy
Director                             Director


---------------------------------    --------------------------------
J. Taylor Crandall                   Mary E. Pugh
Director                             Director


---------------------------------    --------------------------------
Roger H. Eigsti                      William G. Reed, Jr.
Director                             Director


---------------------------------    --------------------------------
John W. Ellis                        Elizabeth A. Sanders
Director                             Director

                                     /s/  WILLIAM D. SCHULTE
---------------------------------    --------------------------------
Anne V. Farrell                      William D. Schulte
Director                             Director


---------------------------------    --------------------------------
Stephen E. Frank                     James H. Stever
Director                             Director


---------------------------------    --------------------------------
William P. Gerberding                Willis B. Wood, Jr.
Director                             Director

/S/  ENRIQUE HERNANDEZ, JR.
---------------------------------
Enrique Hernandez, Jr.
Director

                                  EXHIBIT INDEX
Exhibit
  No.                            Description
-------   ----------------------------------------------------------------------
28.1 Annual Statement as to Compliance for Certificate Series 1987-1 through 1988-2.

28.2 Supplemental Report of Independent Accountants on Compliance with Uniform Single Attestation Program for Mortgage Bankers.

Exhibit 28.1
------------

                        ANNUAL STATEMENT AS TO COMPLIANCE

David Imig, Senior Vice President and Director of Loan Servicing, of Washington Mutual Bank, FA (the "Bank"), pursuant to Section 3.10 of certain Pooling and Servicing Agreements between the Bank, as seller and servicer, and Deutsche Bank, as trustee, dated as of the respective dates set forth below (the "Pooling and Servicing Agreements") pursuant to which Mortgage Pass-Through Certificates of the indicated Series were issued:

                 Date of Pooling and         Mortgage Pass-Through
                 Servicing Agreement         Certificates, Series
                 -------------------         ---------------------

                      July 1, 1987                      1987-1
                     April 1, 1988                      1988-2

do hereby certify that:

(i) a review of the activities of the Bank for the year ended December 31, 2000 and of performance under the Pooling and Servicing Agreements has been made under our supervision, and

(ii) to the best of our knowledge, based on such review, the Bank has fulfilled all of its obligations under each Pooling and Servicing Agreement throughout such year.

      IN WITNESS WHEREOF, we have hereunto signed our names as of this 15th day of February 2001.




/s/  David Imig
-------------------------------------------
David Imig
Senior Vice President,
and Director of Loan Servicing

Exhibit 28.2
------------

INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS



Audit Committee of the Board of Directors
Washington Mutual, Inc.


We have examined  management's  assertion about Washington  Mutual,  Inc.'s
(the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.



/s/ Deloitte & Touche LLP


February 23, 2001